Form 10QSB
period 2004-04-30
DUNGANNON INTERNATIONAL INC
filed 2004-12-13
CIK 1081029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended April 30, 2004

                        Commission File Number 000-50673


                          DUNGANNON INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                           33-0901631
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                          805-510 West Hastings Street
                       Vancouver, British Columbia V6B 1LB
               (Address of Principal Executive Offices) (Zip Code)


                                 (604) 689-1818
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past90 days. Yes [X] No [ ]

There were 3,177,000 shares of Common Stock outstanding as of April 30, 2004.

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                          Dungannon International, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)

                                                                       April 30,
                                                                         2004
                                                                       --------
ASSETS

Current assets:
  Cash                                                                 $    439
                                                                       --------
      Total current assets                                                  439
                                                                       --------

                                                                       $    439
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $    108
  Notes payable - related party                                           3,862
                                                                       --------
      Total current liabilities                                           3,970
                                                                       --------
Stockholders' equity:
  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized, no shares issued and outstanding                              --
  Common stock, $0.0001 par value, 80,000,000 shares
   authorized, 3,177,000 shares issued and outstanding                      318
  Additional paid-in capital                                             20,382
  (Deficit) accumulated during development stage                        (24,231)
                                                                       --------
                                                                         (3,531)
                                                                       --------

                                                                       $    439
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                          Dungannon International, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                      Three Months Ended         Nine Months Ended     February 18, 1999
                                                          April 30,                  April 30,          (Inception) to
                                                 ------------------------    ------------------------      April 30,
                                                    2004          2003          2004          2003           2004
                                                 ----------    ----------    -----------   ----------     ----------
Revenue                                          $       --    $       --    $        --   $       --     $       --
                                                 ----------    ----------    -----------   ----------     ----------
Expenses:
  General and administrative expenses                 3,736           180          3,933        3,573         24,231
                                                 ----------    ----------    -----------   ----------     ----------
      Total expenses                                  3,736           180          3,933        3,573         24,231
                                                 ----------    ----------    -----------   ----------     ----------

Net (loss)                                       $   (3,736)   $     (180)   $    (3,933)  $   (3,573)    $  (24,231)
                                                 ==========    ==========    ===========   ==========     ==========
Weighted average number of common shares
 outstanding - basic and fully diluted            3,177,000     3,177,000     3,177,000     3,177,000
                                                 ==========    ==========    ==========    ==========

Net (loss) per share - basic and fully diluted   $    (0.00)   $    (0.00)   $    (0.00)   $    (0.00)
                                                 ==========    ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                          Dungannon International, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                          Nine Months Ended        February 18, 1999
                                                              April 30,             (Inception) to
                                                     -------------------------         April 30,
                                                       2004             2003             2004
                                                     --------         --------         --------
Cash flows from operating activities
  Net (loss)                                         $ (3,933)        $ (3,573)        $(24,231)
  Changes in operating assets and liabilities:
    Decrease in prepaid expenses                           --            1,000               --
    (Decrease) in accounts payable                         27               --              108
                                                     --------         --------         --------
Net cash (used) by operating activities                (3,906)          (2,573)         (24,123)
                                                     --------         --------         --------
Cash flows from financing activities
  Proceeds from notes payable - related party           3,862               --            3,862
  Issuances of common stock                                --               --           20,700
                                                     --------         --------         --------
Net cash provided by financing activities               3,862               --           24,562
                                                     --------         --------         --------

Net increase (decrease) in cash                           (44)          (2,573)             439
Cash - beginning                                          483            4,267               --
                                                     --------         --------         --------
Cash - ending                                        $    439         $  1,694         $    439
                                                     ========         ========         ========
Supplemental disclosures:
  Interest paid                                      $     --         $     --         $     --
                                                     ========         ========         ========
  Income taxes paid                                  $     --         $     --         $     --
                                                     ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                          Dungannon International, Inc.
                          (a Development Stage Company)
                                      Notes

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended July 31, 2003 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($24,231) for the period from February 18, 1999 (inception) to April 30, 2004, and has no sales. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company does not lease or rent any property. Office services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

During the nine months ended April 30, 2004, the Company received $3,862 as a loan from an officer and director of the Company. The loan is due upon demand and bears no interest.

NOTE 5 - SUBSEQUENT EVENTS

During the two month period ended June 30, 2004, the Company received an additional $2,108 as a loan from an officer and director of the Company. The loan is due upon demand and bears no interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's services, capital expenditures, financing needs, as well as assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2004

Our current cash balance is $439. Revenues were -0- for the quarter ending April 30, 2004 and -0- for the same quarter ending 2003. Operating Expenses were $3,933 for the nine months ended April 30, 2004 and $3,573 for the same period in 2003. Dungannon International, Inc. is a development stage company involved in the business of acquiring revenue generating environmental enterprise products/services. It is the Company's goal to seek small-sized, high-growth potential environment business acquisitions to eventually form a diversified multi-based environmental company.

Dungannon was formed and has been evolving since its inception to seek out and enter into operating and/or financing arrangements and strategic alliances to develop and introduce proven and/or new technologies and processes which address environmental concerns in general and "green" alternative energy, waste management/recycling and agricultural crop yield technology, in particular. The mission of the Company is to create a profit by identifying, screening, evaluating environmental products, services or enterprises and acquiring or establishing an operating involvement or alliance with those entities or prospective businesses approved by management. The ultimate goal of Dungannon is to seek profitable operating positions in environmental business ventures that are selected. As resources allow, the Company will seek to acquire potential high-growth environmental businesses to eventually form a diversified, multi-business environmental company.

As of this date, we have begun minimal operations and have not acquired any environmental products, services or enterprises despite continuing efforts to do so; however, the above strategies have been put in place as management guidelines in acquiring those potential environmental entities. We are currently a development stage Company, and no revenues have been generated.
Currently the Company has only minimal assets ($439 cash) as of April 30, 2004 and there is no assurance that the Company will be successful in growing its assets or accomplishing its goals given its present state.

We have taken the following steps in furthering the company's business plan: (1) formed a developmental alliance with another similarly directed by more developed Canadian environmental company to review and introduce for the alliances, (2) identified six possible acquisition environmental candidates, the investigation of which tow are still ongoing at the present time, (3) designed methods of review process for possible acquisition of environmental services, products or companies, and (4) commenced review and designed methods of evaluations of those target ventures for possible acquisition. The Company has also filed Form 10-SB with the Securities and Exchange Commission in order to make our financial information equally available to any interested parties or investors. On October 28, 2003 the Company obtained an unpriced quotation on the Pink Sheets L.L.C. for its common stock.

In order to progress with our business plan, the company plans the following future steps to be completed over one year: complete all Form 10-SB filing requirements during the fourth quarter, 2004, obtain a listing on the Over-the Counter Electronic Bulletin Board during the first quarter, 2005, prepare a private placement memorandum and raise capital of $200,000 in investment capital to commence full-scale operations and begin executing our business plan.

None of these activities are revenue generating. Due to limited resources and lack of operational performance, there is not a guarantee that the Company will succeed in executing its business plan or its projected activities over the next 12 months. Because we have no operating history, it is difficult to evaluate our business and future prospects. Our revenue and income potential is unproven and our business model may not work. Our independent auditors have issued a "going concern" opinion which raises substantial doubts to our ability to remain in business, much less properly execute our business plan and ever achieve profitability, without securing any new investment capital.

RISK FACTORS RELATED TO DUNGANNON INTERNATIONAL, INC.

RISKS

Investors in Dungannon International should carefully consider the following risk factors associated with our plans and product:

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY. THIS WILL MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO EVALUATE OUR FUTURE PLANS AND PROSPECTS.

Investors should carefully evaluate any investment in our company due to the inherent risks, expenses, delays, and difficulties that will likely be a part of our development. As we are implementing a business plan with no near-term revenues, we expect to incur net losses in the foreseeable future. The ability of Dungannon to establish itself as a viable environmental operating and/or investment commercial enterprise based upon establishing a sound asset base has not been proven and its prospects to do so must, therefore, must be considered speculative.

THE EARLY OR DEVELOPMENT STAGE ENVIRONMENTAL ACQUISITION, INVESTMENT AND BUSINESS ACTIVITIES TO BE UNDERTAKEN BY DUNGANNON MUST BE CONSIDERED SPECULATIVE.

Although management will adopt certain sound evaluation criteria with respect to investment and acquisitions to be made by Dungannon, the development stage environmental acquisition, investment and business activities to be undertaken by Dungannon must be considered speculative. The value of the assets of Dungannon may be materially affected by the failure of one or more of the enterprises in which Dungannon invests or operates.

NO DIVIDENDS HAVE BEEN PAID ON DUNGANNON'S COMMON SHARES SINCE INCEPTION AND THERE IS NO ASSURANCE THAT SUCH DIVIDENDS WILL BE EARNED OR PAID IN THE FUTURE.

For the foreseeable future, Dungannon expects to re-invest in Dungannon's operations, all profits that would otherwise be available for distribution to shareholders for cash dividends. While the payment of stock dividends is an alternative, there is no assurance that these will ever be paid in the future.

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR DUNGANNON INTERNATIONAL WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits. Currently the Company has only minimal assets ($439 cash) as of April 30, 2004 and there is no assurance that the company will be successful in growing its assets or accomplishing its goals given its present state.

OUR BUSINESS STRATEGY REQUIRES US TO RAISE CASH OF $200,000. WITHOUT THIS FUNDING, WE COULD REMAIN AS A DEVELOPMENT STAGE COMPANY WITH NO MATERIAL OPERATIONS, REVENUES OR PROFITS.

We require new funding of $200,000 in order to implement our business plan. We have not determined a source for this funding. We currently have no funding commitments from any individuals or entities. If we use equity capital as a source of funding, potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our current business model. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

THERE IS NO TRADING MARKET FOR OUR COMMON STOCK. WE HAVE NO CURRENT PUBLIC OFFERING AND NO PROPOSED PUBLIC OFFERING OF OUR EQUITY.

On October 28, 2003 the Company obtained an unpriced quotation on the Pink Sheets L.L.C. for its common stock. There are no minimum quantitative standards that a company must meet in order to obtain an unpriced quotation on the Pink Sheets and the securities quoted on the Pink Sheets are not governed by any regulatory body. At this time, no trading market has been established for our common stock or any other securities of the Company and there can be no assurance that a trading market will develop in the future, or if developed, that it will be sustained. Furthermore, investors who desire to sell their shares of common stock in any market that develops may encounter substantial difficulty in doing so because of the fact that the price thereof may fluctuate rapidly as a result of changing economic conditions as well as conditions in the securities markets. There is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

OUR SOLE OFFICER/DIRECTOR BENEFICIALLY OWNS 94% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR STOCK.

Due to the controlling amount of our officer/director's share ownership in our company, if he decides to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If our officer/director decides to sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act. Rule 144 restricts the ability of directors and officers (affiliates) to sell their shares by limiting the sales of securities made under Rule 144 during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

DUE TO THE LARGE AMOUNT OF AUTHORIZED BUT UNISSUED COMMON STOCK, THE COMPANY'S SECURITIES MAY BE ISSUED TO MANAGEMENT, PROMOTERS OR THEIR AFFILIATES OR ASSOCIATES WITHOUT SHAREHOLDER APPROVAL OR NOTICE.

Due to Mr. Gary Ciccozzi's status as sole director, officer and controlling shareholders of the Company, he could issue large amounts of common stock to management, promoters or their affiliates or associates without shareholder approval or notice. However, Mr. Ciccozzi, so long as he is an officer/director of the Company is subject to the restriction that any such issuance would be toward furthering the Company's business plan. A breach of this requirement will be a breach of his fiduciary duty as an officer/director of the Company.

THE CURRENT OFFICER/DIRECTOR, GARY CICCOZZI, IS THE SOLE OFFICER/DIRECTOR OF THE COMPANY, AND AT THE SAME TIME, HE IS INVOVLED IN OTHER BUSINESS ACTIVITIES. DUNGANNON INTERNATIONAL'S NEEDS FOR HIS TIME AND SERVICES COULD CONFLICT WITH HIS OTHER BUSINESS ACTIVITIES. THIS POSSIBLE CONFLICT OF INTEREST COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE DUNGANNON INTERNATIONAL'S AFFAIRS, RESULTING IN OUR REMAINING A SMALL COMPANY WITH NO MATERIAL OPERATIONS, REVENUES, OR PROFITS.

Our president and chief executive officer Mr. Gary Ciccozzi is the President of VisionQuest Enterprise Group, Inc., a public company listed on the TSX Venture Exchange and its wholly owned subsidiary, World Enviro-solutions Technology Corp. ("WEST"), Vancouver, British Columbia. VisionQuest is classified in Canada as an enterprise management and development company and its subsidiary WEST is a Canadian environmental acquisition/development similar in scope to Dungannon. Although Mr. Ciccozzi is active in our management, he does not devote his full-time and resources to our business. Because Mr. Ciccozzi has these divided responsibilities, he may not be able to devote enough time to properly execute our business plan, which could result in missed business opportunities and worse-than-expected operating results. Mr. Ciccozzi will spend minimal time working for the Company but has committed to share environmental enterprise opportunities developed for Canada with Dungannon for the United States market. Currently Mr. Ciccozzi does not have an employment agreement with the Company.

Furthermore, because Mr. Ciccozzi is involved in other business interests similar to that of the company, he could encounter potential conflicts of interest between his divided responsibilities. There is no agreement in place to prevent Mr. Ciccozzi from redirecting future clients and/or business opportunities away from the Company. Additionally, we do not have a formal policy for the resolution of any such conflicts or interest should they arise.

In addition, the Company's executive officer/director/controlling shareholder currently is and could become, in his individual capacity, officer/director/controlling shareholder and/or partner in other entities engaged in a variety of businesses that may in the future engage in various transactions with the Company.

We have not formulated a plan to resolve any possible conflicts that may arise between our needs for Ciccozzi's services and his other business responsibilities.

DUNGANNON WILL BE COMPETING FOR ENVIRONMENTAL OPERATING AND INVESTMENT OPPORTUNITIES WITH OTHER ENTITIES, MANY OF WHICH MAY HAVE GREATER FINANCIAL RESOURCES THAN DUNGANNON.

In the environmental industry in which Dungannon intends to operate, there is considerable competition and there are several well capitalized environmental investment capital sources seeking to identify potential in environmental enterprises' products. Such competition may reduce the availability of suitable investments or increase costs and/or price of acquisitions.

EXECUTIVE MANAGEMENT OF DUNGANNON'S BUSINESS IS PRIMARILY PROVIDED BY DUNGANNON'S PRESIDENT.

At this stage of its corporate development, Dungannon has necessarily limited the establishment of extensive administrative and operating infrastructure. Instead, Dungannon will likely rely, for necessary skills, on external adviser/consultants with extensive senior level management experience in such fields as environmental enterprises, finance, process and production, marketing, legal and regulatory, and investment. Accordingly, the future success of Dungannon is very dependent upon the ongoing availability and commitment of its officer, director and advisor consultants, not all of who will be bound by formal contractual employment agreements. The absence of these formal contractual relationships may be considered to represent an area of risk.

DUNGANNON MAY REQUIRE ADDITIONAL FUNDING WHICH MAY BE DILUTIVE TO COMMON SHAREHOLDERS.

While there may be some immediate contribution to operating overhead from prospective acquired and/or portfolio companies, in the event that existing operating expenses cannot be supported by portfolio company revenues when the proceeds of any corporate equity and/or debt offering may have been expended, Dungannon may be required to seek additional funding which may be dilutive to common shareholders.

DUNGANNON'S INVESTMENT/ACQUISITION POLICIES MAY BE CHANGED AT THE DISCRETION OF ITS BOARD OF DIRECTORS.

Any funds invested or loaned into Dungannon will be entrusted to the Company's sole director in whose judgment investors must depend with only limited information about specific intentions. The Company's investment/acquisition policies may be changed at the discretion of its sole director.

OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULE

The Securities and Exchange Commission Rule 15g-9 established the definition of a "penny stock," for the purposes relevant to the company, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. The effective result of this Rule 15g-9, is that if the share price is below $5.00 there will be fewer purchasers qualified by their brokers to purchase shares of the company, and therefore a less liquid market for the securities.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
                       Section 302 of The Sarbanes-Oxley Act Of 2002

        Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
                       Section 302 of The Sarbanes-Oxley Act Of 2002

        Exhibit 32.1 - Certification of Chief Executive Officer pursuant to
                       Section 906 of The Sarbanes-Oxley Act Of 2002

        Exhibit 32.2 - Certification of Chief Financial Officer pursuant to
                       Section 906 of The Sarbanes-Oxley Act Of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNGANNON INTERNATIONAL, INC.

Date: 11/30/2004


By: /s/ Gary Ciccozzi
-------------------------------
Gary Ciccozzi, President