Form 10KSB
period 2004-07-31
DUNGANNON INTERNATIONAL INC
filed 2004-12-14
CIK 1081029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACTG OF 1934


                        For the Year Ended July 31, 2004

                             File Number: 000-50673


                          DUNGANNON INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    33-0901631
(State of Jurisdiction of Incorporation)       (IRS Employer Identification No.)


                          805-510 West Hastings Street
                       Vancouver, British Columbia V6B 1LB
             (Address of principal executive offices) (Postal Code)


                                 (604) 689-1818
              (Registrants telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2003, the Registrant had 3,177,000 shares of its $0.0001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                                TABLE OF CONTENTS

PART I .....................................................................   2
ITEM 1.  BUSINESS ..........................................................   2
ITEM 2.  PROPERTIES ........................................................  13
ITEM 3.  LEGAL PROCEEDINGS .................................................  13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .............  13

PART II ....................................................................  13
ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS ...........................................................  13
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS ........  14
ITEM 7.  FINANCIAL STATEMENTS ..............................................  19
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE ........................................................  27

PART III ...................................................................  28
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................  28
ITEM 10. EXECUTIVE COMPENSATION ............................................  29
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....  29
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................  30

PART IV ....................................................................  30
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ..................................  30
ITEM 14. CONTROLS AND PROCEDURES ...........................................  30

SIGNATURES .................................................................  31

                                     PART I

ITEM 1 - BUSINESS

FORM AND YEAR OF ORGANIZATION

Dungannon International, Inc. (the "Company") was incorporated in the State of Delaware on February 18, 1999. Dungannon International, Inc.'s (the "Company," "Company," "Our," "our," "We," "we") is a development stage company involved in the business of acquiring revenue generating environmental enterprise products/services. It is the Company's goal to seek small-sized, high-growth potential environment business acquisitions to eventually form a diversified multi-business environmental company.

The company received its initial funding through the sale of its common stock to investors from the period of approximately February 23 through September 19, 2000. The company offered and sold 3,000,000 common shares at $.001 per share to an officer/director on February 23, 2000, and 177,000 common shares at $.10 per share to 45 non-affiliated private investors from April 5 through September 19, 2000.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BUSINESS OF THE ISSUER

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

Dungannon was formed and has been evolving since its inception to seek out and enter into operating and/or financing arrangements and strategic alliances to develop and introduce proven and/or new technologies and processes which address environmental concerns in general and "green" alternative energy, waste management/recycling and agricultural crop yield technology, in particular. The mission of the Company is to create a profit by identifying, screening and evaluating environmental products, services or enterprises and acquiring or establishing an operating involvement or alliance with those entities or prospective businesses approved by management. The ultimate goal of Dungannon is to seek profitable operating positions in environmental business ventures that are selected. As resources allow, the Company may seek to acquire potential high-growth environmental businesses to eventually form a diversified, multi-business environmental corporation.

Dungannon intends to implement its acquisition of environmental products, services of companies through six key strategies

     - Acquiring enterprises to provide superior returns on investment in the arenas of industrial and consumer waste materials reclamation, processing and remediation, wind energy and agricultural crop yield enhancement technology.
     - Providing acquired enterprises with management tools and resources to facilitate growth and profitability including financial management, management information systems, marketing and sales support operations support and joint venture development.
     - Improving asset performance by selling or eliminating marginal operations of acquired companies, transferring assets among operating companies where appropriate, improving credit management and cross-utilizing assets.

     - Building sustainable competitive advantage through low cost and effective reclamation systems/processes, high value added production processes and superior customer service in both industrial and consumer niche markets.
     - Developing a diverse and well-balanced industrial customer base, providing financial stability and multiple growth opportunities.

As of the date of this registration statement we have begun minimal operations and have not acquired any environmental products, services or enterprises despite continuing efforts to do so; however, the above strategies have been put in place as management guidelines in acquiring those potential environmental entities. We are currently a development stage company, and no revenues have been generated. Currently the Company has only minimal assets ($1728 cash) as of July 31, 2004 and there is no assurance that the company will be successful in growing its assets or accomplishing its goals given its present state.

We have taken the following steps in furthering the company's business plan: (1) formed a developmental alliance with another similarly directed by more developed Canadian environmental company to review and introduce for the alliances, (2) identified (see "Investment Process - Identification and Screening of Investment Opportunities" page 9) six possible acquisition environmental candidates, the investigation of which two are still ongoing at the present time, (3) designed methods of review process for possible acquisition of environmental services, products or companies, and (4) commenced review and designed methods of evaluations of those target ventures for possible acquisition. The Company has also filed Form 10-SB with the Securities and Exchange Commission in order to make our financial information equally available to any interested parties or investors. On October 28, 2003 the Company obtained an unpriced quotation on the Pink Sheets L.L.C. for its common stock.

Mr. Gary Ciccozzi, the Company's President and sole employee, has over seventeen years experience in operating and financing public and private environmental companies. Mr. Ciccozzi currently heads a number of Canadian environmental enterprises including VisionQuest Enterprise Group, Inc., a public company listed on the TSX Venture Exchange, and its subsidiaries, World Enviro-Solutions Technology Corp. ("West"), and West subsidiaries VQ - Shield Coatings and Chemicals Corp. and Clear Wind of Canada Corporation. Mr. Ciccozzi's previous environmental experience included being a principal of Ecologix Tire Recycling Inc., another private Canadian environmental enterprise, and the president of Inter-Citic Envirotec Inc. (1987-1996) a Canadian public company as well as Inter-Citic's private United States subsidiary, Clean Earth Technologies Inc., which was involved in soil remediation and water decontamination technology.

Since June 1998, the Company has benefited as a result of the common managerial leadership positions held by Mr. Ciccozzi by forming a non-contractual but effective strategic development alliance with World Enviro-Solutions Technology Corp ("WEST"), Vancouver, British Columbia to effectively combine and/or share resources to develop and review environmental acquisition candidates. WEST is a wholly owned subsidiary of VisionQuest Enterprise Group, Inc., a public enterprise management/holding company listed on the TSX Venture Exchange. Gary Ciccozzi, officer/director of Dungannon is president and director of VisionQuest Enterprise Group Inc. and WEST. Mr. Ciccozzi's working relationship with and interest in Dungannon has been disclosed as required in Canada in regard to his obligations to reporting or subsidiaries of reporting companies wherein he holds officer or director positions.

Since 1998, through its affiliation of VisionQuest Enterprise Group and WEST, the Company has identified and evaluated the following environmental products, services or companies for possible acquisitions and/or joint ventured development:

     - BCT Battery Conservation Technology (Canada), Inc., Surrey, British Columbia and Battery Conservation Technologies, Inc., Pecos Texas. The Company reviewed BCT Battery Conservation Technology (Canada), Inc., Surrey, British Columbia and Battery Conservation Technologies, Inc., Pecos, Texas for possible acquisition of their recycling and attendant processing business, focused on dry cell batteries, lead-acid batteries and mercury containing products such as fluorescent lamps. During the six months process of review from July, 1998 to December, 1998, the Company was involved in a planning process and negotiations involving suppliers, customers, creditors and lendors, and potential new investors, both in Canada and the United States. In the end analysis, the complexity of the proposed acquisition/development plans combined with existing financial and environmental liability elements proved too great to overcome and the battery/mercury products recycling processing business integration proposal failed.

     -    Modco Specialty Coatings, Delta, British Columbia.

          From June, 1999 to December, 1999, the Company through its affiliation with WEST evaluated a second investment and operating opportunity to pool resources with Modco Specialty Coatings, Delta, British Columbia to develop and expand a worldwide strategic alliance developing, manufacturing and distributing environmentally safe coatings and chemicals. Modco was an established eco-friendly business maintaining an architectural specialty coatings and chemical production facility in Delta, British Columbia. Modco's product lines, based on several proprietary core chemistries, target lucrative high growth niches in the environmental technologies market estimated at in excess of $4 billion per annum in North America alone. The transaction was to be affected through WEST, which incorporated a new joint ventured WEST Corp., subsidiary named VQ- Shield Coatings and Chemicals Corp. ("VQ-Shield"). VQ-Shield was to be launched with the benefit of Modco's existing facilities, experience, proprietary information, technologies, products and processes. WEST was to provide executive and financial management as well as be responsible for arranging all financing for VQ-Shield. Dungannon's interest in the transaction was primarily in the expansion of the proposed business into the United States. Due to seasonal and industry factors, Modco was unable to live up to the terms of their agreement with WEST and Dungannon and the joint venture operation came to a standstill.

     -    No Fire Technologies, Inc., Saddle River, New Jersey.

          The third potential environmental project evaluated, from April 2000 to December 2000, again in conjunction with its strategic alliance partner WEST and West's sister company VisionWorks Marketing Corporation, was a distribution opportunity with NoFire Technologies, Inc. ("noFire") of Saddle River, New Jersey, and Newton International Marketing Inc. of Milford, Connecticut. NoFire was an established manufacturer of patented high performance fire retardant products and specialists in research, design and engineering of fire and heat protection system solutions for industry, government and public safety. Under the terms of the agreement that was contemplated, the parties explored the formation of a Canadian private joint venture to facilitate and enhance Canadian marketing and distribution (on an exclusive basis) and Untied States marketing and distribution on a non-exclusive basis, of NoFire's patented high performance fire retardant products (i.e. paint/coatings, textiles/tapes, topcoats, the "fireShield", fire blankets, nuclear, aircraft, marine, automotive, construction, structural steel, government, and military.) Product research, market evaluation, and negotiation as to terms and conditions of the operating joint venture continued for many months. However, in the end analysis, the principle parties could not agree as to where the product would be manufactured so as to bring down Canadian pricing and negotiations were brought to a conclusion.

     - Worldwide rights to Green Pallet System, developed by Hiro Aria, Vancouver, British Columbia.

          From February, 2003 to September, 2003, the Company, through its alliance with WEST, was to be included as a United States manufacturer/distributor in a business to be formed in Canada by WEST acquiring the worldwide rights to a patented light weight, space efficient environmentally friendly modular pallet system consisting of a deck plate made of under utilized wood/fiber composite or plastic, supported by a unique replaceable tapered recycled plastic lets. Dungannon and WEST endeavored to negotiate a transaction whereby they would acquire from Hiro Aria, of Vancouver, Canada, the exclusive worldwide right, license and privilege to use, manufacture, sell, distribute and otherwise commercialize and to grant sublicenses to use, manufacture, sell, distribute and other commercialize the pallet technology hereinafter referred to as the Green Pallet System, together with all developments, improvements, technical information, data and know how related thereto, and to use, develop and otherwise commercialize the GPS technology, technical information, data and know how relating to and/or incorporated into the GPS technology. After an eight month period of planning, market studies, budgeting, negotiating and drawing up contracts, agreements and financing plans, Mr. Hiro Arai, the pallet technology patent holder, contracted a terminal illness and unilaterally withdrew from negotiations. Numerous attempts were made to contact Mr. Arai but were unsuccessful.

As may be observed from the aforementioned acquisition process and target descriptions, there were individually distinctive reasons in each case why Dungannon was unable or did not proceed with the enterprise proposals outlines.

At the present time, there are two environmental initiatives still under developmental review and being given active consideration for Dungannon by Mr. Ciccozzi in his dual role as president of Dungannon, VisionQuest Enterprise Group Inc. an subsidiary WEST, in Canada.

Firstly, in April, 2004, VisionQuest entered into a co-operative Resource Pooling and Operating Agreement with Clear Power corporation of Calgary, Alberta, Canada. Pursuant to the joint venture agreement, the financing agreement and license agreement, VisionQuest and Clear Power have effectively combined their respective resources in an exclusive profit sharing joint venture for Canada, to develop and commercially exploit the benefits of Clear Power's revolutionary wind power generation systems technology, specifically over traditional propeller wind power systems and generally as a natural, efficient, renewable, non-depletable alternative to fossil fuels. In launching its effort to become a Canadian leader in renewable energy solutions, VisionQuest's wholly owned environmental subsidiary WEST has formed Clear Wind of Canada Corporation as a divisional wind energy subsidiary to commercially advance Clear Power's renewable energy technology into the Canadian marketplace. Under the Canadian agreement, Clear Wind of Canada Corporation is financed by VisionQuest but operated by Clear Power.

Dungannon's interest would be in introducing, either by joint venture or operating alliance, Clear Power's wind energy technology into the United States marketplace. Discussions are underway but remain in a preliminary phase since Clear Power has not as yet completed certain proprietary and proof of concept elements of its ground-breaking wind power technology development plan. Due to VisionQuest's relationship with Clear Power and Mr. Ciccozzi's dual management role in VisionQuest, WEST and Dungannon, Dungannon would appear to have some advantage over other candidates, however, that advantage is not to be taken for granted. VisionQuest has made some preliminary international inquiries with respect to providing the sizable financial resources that would be necessary to facilitate a transaction between Clear Power and Dungannon. Discussions will continue but the time-table remains in the hands of Clear Power Corporation, and at this time, no agreement is in place with Dungannon.

Secondly, VisionQuest and WEST are close to finalizing a joint venture and financing arrangement with Advanterra Farmtec Corp. of Okanagan Falls, British Columbia in regard to the worldwide rights (exclusive for Canada and non-exclusive for the rest of the world) to use, sell, distribute and otherwise commercialize Advanterra's Terra-Glide(TM) no tillage precision planting systems. The Terra-Glide(TM) patented technology is a revolutionary no-tillage precision planting system comprised of individually patented technologies, integrating in-ground openers, opener assembly actuating systems and seed/fertilizer metering and control systems In the event the VisionQuest transaction goes together as currently contemplated, the Farmtec principals have been made aware of WEST's relationship with Dungannon and the possibility that WEST is considering the merits of implementing certain distribution entitlements to Advanterra's technology in the United States through or in joint venture with Dungannon. The project is in the preliminary stage for joint venture, however, no agreement is in place with Dungannon at this time.

In order to progress with our business plan, the Company plans the following future steps to be completed over one year: complete all Form 10-SB filing requirements during the fourth quarter 2004, obtain a listing on the Over-the-Counter Electronic Bulletin Board during the first quarter, 2005, prepare a private placement memorandum and raise capital of $200,000 in investment capital to commence full-scale operations and begin executing our business plan.

We will be impaired in the advancement of our business plan unless we receive equity or debt funding. Our plan is to raise up to $200,000 in operating funding and to use funding we receive to provide cash to facilitate implementation of our business plan during the next twelve months. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel supplemental to the company's current president and sole operating officer within our budget, from any shortfall of funding due to the inability to raise capital. If no funding is received during the next twelve months, we may need to rely on funds loaned by our officer/director.

While Dungannon International's officer/director has no formal commitments, arrangements or legal obligations to advance or loan funds to the company, Dungannon's president has a vested equity interest in accommodating any need for interim operating capital. In any restricted cash flow scenario, such as we have been experiencing and dealing with for some time, we would be have been impeded in advancing our business plan steps, and would, instead, defer all cash intensive activities. Without necessary cash flow, and except for the ongoing efforts of Dungannon's president to source enterprise targets and source funding for these projects out of Canadian operations, Dungannon International may be effectively dormant during the next twelve months, or until such time as necessary funds could be raised through sources such as loans or from a private placement sale or our shares in the equity securities market.

Our independent auditors have issued a "going concern" opinion which raises substantial doubts to our ability to remain in business, much less properly execute our business plan and ever achieve profitability, without securing any new investment capital.

THE INDUSTRY

Dungannon was formed to seek out and enter into operating and strategic alliances with other companies to develop and introduce proven technologies and/or processes, which in some way address environmental concerns. Historically, the environment, per se, has often been taken for granted. However, with the changes in our modern lifestyles and attitudes toward pollution and contamination of the earth's natural bounty, the search for non-polluting energy sources as well as protecting and enhancing our food sources, most everyone is looking for answers to these major environmental challenges. With increasing media coverage of waste problems, evolving forms of alternative energy such as wind power and food shortages around the world, growing public concern, and new regulations/mandates to reduce waste output and pollution, cities, states, countries and industries are scrambling to find effective methods to deal with these challenges. It is Dungannon's goal to be positioned to take advantage of opportunities to acquire and/or invest in environmental technologies that offer solutions to clean energy, waste disposal, resource disposal, recycling and renewal, and environmentally sound food propagation.

BUSINESS STRATEGY

Dungannon is a development stage company involved in the business of acquiring revenue generating environmental enterprises, products or services. It is the Company's goal to seek small-sized, high-growth potential environment business acquisitions to eventually form a diversified multi-business environmental company.

Dungannon may enter into acquisitions, joint ventures, partnerships and/or strategic alliances. This partnering approach to corporate expansion is designed to lessen the cost and bring additional expertise and/or other resources to the collective table and, thereby spreading the risk. It is the intention of management work closely with its Canadian strategic associates, VisionQuest and its subsidiary WEST, and to continue to seek out business opportunities whereby Dungannon can purchase and/or acquire interests, to its specifications, assets or enterprises at advantageous discounts. On occasion, these objectives may be achieved through investigating potential opportunities accessed through management's networking, investigating potential opportunities as may be available through bankruptcies or foreclosures at banking institutions, corporate reorganizations, unfunded expansion plans, corporate break-up, management team deficiency, pre-commercialized ventures, under capitalization and/or similar situations.

Acquisitions may be accomplished through combinations of cash, equity or debt leverage mechanisms. Emphasis in evaluating acquisition will be on rate of return and cash flow. Any purchase or exchange of assets may require Dungannon to seek supplemental external financing from private or institutional sources. In such event Dungannon may be required to mortgage, pledge or hypothecate its assets.

Dungannon's objective is to make value-added contributions to increase the profitability of its proposed acquisitions thereby enhancing value and investment return to investors. This methodology will simply stress:

     -    enhancement of capital raising abilities
     -    maximizing cash flow
     -    increasing profitability
     -    refining management information systems
     -    minimizing expenditures/overhead

Dungannon will negotiate its acquisitions and investments with a view to obtaining a high rate of return reflecting the risk factors inherent in providing development capital and resources to environmental enterprises. The mix of the acquisitions and investments will stress the realization of positive cash flow on as short a term as possible consistent with preserving the operating viability/integrity of the acquired enterprise(s).

Dungannon may seek to form formal and informal relationships with environmental investment capital sources in North America and overseas. When appropriate and/or advantageous to Dungannon, joint ventures and strategic alliances may be entered into. At this time, Dungannon has not entered into any negotiation or agreement nor cultivated any formal and informal relationships with any environmental investment capital sources.

INVESTMENT PROCESS

Dungannon will institute a comprehensive multi-stage enterprise investment process as follows:

Identification and Screening of Investment Opportunities

Dungannon's management working with and through Dungannon's strategic alliance in Canada with World Enviro-solutions Corp. will undertake this initial stage of the enterprise investment process. It will involve:

     (a) the generation of a flow of environmental enterprise development opportunities (directly and/or through finders and sponsors;
     (b) business plan review, meeting with founders, promoters, and/or potential acquisition targets or investee company representatives;
     (c)  coordination of finder or sponsor input; and,
     (d) eventual referral of promising proposals to the next stage in the process.

At the preliminary stage, the applicant enterprise ("AE") is evaluated against five primary investment criteria:

     (1) The AE must be a private environmental oriented enterprise judged to have the potential to attract financing under determinable circumstances in the private or public venture capital marketplace.
     (2) The AE (or product or process) must be "market-driven" and have the potential for competitive advantage in a likely or proven growth sector of the environmental industry perceived to be attractive to investors.
     (3) The AE must have qualified key operating personnel with applicable expertise an experience, available or identified, to direct the AE to success and profitability.
     (4) The AE must be able to prove and be thoroughly familiar with its target market and its competition as well as have the potential to capture and maintain a viable market share.
     (5) The AE must be able to demonstrate that it has unique, proprietary and technically sound products or a unique manufacturing or marketing process or capability.

In Depth Evaluation ("Due Diligence Strategic Audit")

This second stage of the environmental enterprise evaluation process is in most instances likely to involve specialized advisor/consultant input external to Dungannon. Compensation for this strategic audit project/enterprise evaluation, where it involves specialized advisory resources external to Dungannon, will generally be covered by the acquisition target or investee enterprise. Dungannon's management may also have input at this level.

Structuring and Negotiating Commitment, Price, Terms and Conditions

This third stage of the process will be the responsibility of Dungannon's management and external advisors. By this stage, the enterprise investment proposal will have been refined to such a degree that Dungannon's return-on-investment expectations are aligned with the realistic potential of the opportunity.

Approval

At this fourth stage, Dungannon's management, will approve or disapprove the environmental investment opportunities based on the Company's investment guidelines.

Acquisition Target and Investment Monitoring and Follow-Up

Dungannon's management will be responsible for the actual acquisition or investment of funds, and for arranging legal and technical (accounting) verification of any aspects of the approved acquisition or investment requiring such verification. Subsequent to the placement of funds, completely or in part, Dungannon management will take an active role in monitoring the activities and progress of acquired enterprises. Reporting requirements, board representation and regular review meetings with representatives of acquired enterprises will be among the monitoring and control mechanisms that will be used to maintain current information and guard against potential problems or disappointments.

To date all identification and screening of investments, evaluations and strategic audits, and negotiating for Dungannon has been conducted by Dungannon's President Gary Ciccozzi. This was conducted through introduction by Mr. Ciccozzi's development activities for VisionQuest Enterprise Group Inc.
and world Enviro-solutions Corp. in Canada. To date there have been no completed commitments or approvals for any proposed business investments by the Company.

COMPETITION AND COMPETITIVE POSITION

The Company is, and will remain for the foreseeable future, an insignificant participant among those firms which are also engaged in the business of the company. There are many established entities and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. Management believes that it competes primarily on the basis of its current President's resources and ability as an investor and/or developer of environmental based businesses (in Canada), and its flexibility in structuring the specific terms of its investments. In view of the Company's extremely limited resources, it should be expected that the company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

Dungannon International has no current plans to apply for registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for copyright, trademark or patent applications on an ongoing basis.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE COMPANY'S BUSINESS

Dungannon International is not subject to any federal or state regulations regarding its services and is not aware of any federal laws and regulations that would have an adverse effect directly or indirectly on its operations.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

Dungannon International has not expended funds for research and development costs since inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Dungannon International is not aware of any environmental regulations that could directly effect its operations, but no assurance can be given that environmental regulations will not, in the future, have a material adverse impact on the business.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

Dungannon International has one employee, its sole director and officer who will devote as much time as necessary to manage the affairs of the company. The officer intends to work on a full time basis when we raise capital per our business plan. Our business plan calls for hiring two new full-time employees during the next twelve months, if funding can be arranged.

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

As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits. Currently the Company has only minimal assets ($1728 cash) as of July 31, 2004 and there is no assurance that the Company will be successful in growing its assets or accomplishing its goals given its present state.

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

Due to Mr. Ciccozzi's status as sole director, officer and controlling shareholder of the Company, he could issue large amounts of common stock to management, promoters or their affiliates or associates without shareholder approval or notice. However, Mr. Ciccozzi, so long as he is an officer/director of the Company is subject to the restriction that any such issuance would be toward furthering the Company's business plan. A breach of this requirement will be a breach of his fiduciary duty as an officer/director of the Company.

THE CURRENT OFFICER/DIRECTOR, GARY W. CICCOZZI, IS THE SOLE OFFICER/DIRECTOR OF THE COMPANY, AND AT THE SAME TIME, HE IS INVOVLED IN OTHER BUSINESS ACTIVITIES. DUNGANNON INTERNATIONAL'S NEEDS FOR HIS TIME AND SERVICES COULD CONFLICT WITH HIS OTHER BUSINESS ACTIVITIES. THIS POSSIBLE CONFLICT OF INTEREST COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE DUNGANNON INTERNATIONAL'S AFFAIRS, RESULTING IN OUR REMAINING A SMALL COMPANY WITH NO MATERIAL OPERATIONS, REVENUES, OR PROFITS.

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

EXECUTIVE MANAGEMENT OF DUNGANNON'S BUSINESS IS PRIMARILY PROVIDED BY DUNGANNON'S PRESIDENT.

At this stage of its corporate development, Dungannon has necessarily limited the establishment of extensive administrative and operating infrastructure. Instead, Dungannon will likely rely, for necessary skills, on external adviser/consultants with extensive senior level management experience in such fields as environmental enterprises, finance, process and production, marketing, legal and regulatory, and investment. Accordingly, the future success of Dungannon is very dependent upon the ongoing availability and commitment of its officer/director and advisor consultants, not all of who will be bound by formal contractual employment agreements. The absence of these formal contractual relationships may be considered to represent an area of risk.

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

ITEM 2. PROPERTIES

Dungannon International's principal executive office address is 805-510 West Hastings Street, Vancouver, British Columbia, Canada V6B 1L8. The principal executive office and telephone number are provided by Gary W. Ciccozzi, the officer/director of the corporation at no cost to the Company. There is no agreement in place regarding leasing the executive office and telephone. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. We intend to use our current address for our business activities throughout our development stage during the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

Dungannon International, Inc. is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended July 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company obtained an unpriced quotation on the Pink Sheets L.L.C. for its common stock. However at this time, no public market exists for our common stock or any other securities of the company and there can be no assurance that a trading market will develop in the future, or if developed, that it will be sustained.

The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii)make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in a penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets for the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

HOLDERS

There are 46 shareholders of the Company's Common Stock.

DIVIDENDS

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following Management's Discussion and Analysis of Operations contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Item 1. Description of Business - Risk Factors found elsewhere in this filing. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following should be read in conjunction with our audited Consolidated Financial Statements included within.

Dungannon International, Inc. is a development stage environmental enterprise products/services management and development corporation engaged in the business of acquiring revenue generating equity and other securitized interests in environmental enterprises.

ANALYSIS OF FINANCIAL CONDITION

The Company has not yet generated positive cash flow from operating activities. Dungannon International has a current cash balance of $1,728. We are relying on our officer/director to lend funds to our company in order to maintain minimum levels of operations through the fourth quarter, 2004; however, in order to achieve our business plan goals, we will need to raise capital through loans or a private placement of equity securities.

COMPARISON OF FISCAL YEAR 2004 WITH FISCAL YEAR 2003

Revenues for fiscal year 2004 were $0 compared with $0 in 2003. General and Administrative Expenses were $4644 in 2004 and $4865 in 2003. Net loss in 2004 was $4644 as against $4865 in 2003. The company does not consider this a material change. The company had working capital of $1728 for July 31, 2004 compared to $483 at July 31, 2003 and faces the need for substantial additional working capital in the near future.

The Company has prepared audited financial statements as of July 31, 2004. The Company's ability to establish itself as a going concern is dependent upon the company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

PLAN OF OPERATION

We are a development stage company and have generated no revenue to date. We have sold $20,382 in equity securities to pay for our prior minimum level of operations. Our current cash balance as of July 31, 2004 is $1,728. We do not believe the company's current cash balance is sufficient to fund the current minimal level of operations through the next 12 months. In order to advance the Company's business plan we must raise $200,000 capital through the sale of equity securities or debt financing. If the company is unable to raise additional funds in the equity/debt securities market, we will be forced to rely on existing cash in the bank and funds loaned by an officer and or director. We anticipate our executive officer/director will cover any basic cash requirements required to keep us in compliance with all existing corporate filing requirements, including the Securities and Exchange Commission over the course of the next twelve months.

The auditor's opinion to our financial statements indicates that it was prepared on the assumption that we continue as a going concern. Nevertheless, our independent auditor believes it is "unlikely" that we can continue as a going concern. See "Independent Auditors' Report" on page 1 of the financial statements. The auditor notes that we remain a development stage company and that we are dependent upon the Company's ability to meet its future financing requirements.

Over the next 12-months, the Company intends to spend our time and resources on the following activities:

     - Complete SEC Registration Process. The Company hopes to have our Form 10SB completed during the fourth quarter, 2004. All of our effort and resources will be focused on this effort until it has been successfully completed.

     - Raise capital. Beginning in second quarter, 2005, after we have successfully completed our SEC registration process, we intend to contact various established broker dealers with the hope of finding one willing to assist us in locating adequate funding. In the event we are not able to find a broker-dealer willing to assist us, our contingency plan calls for our officer/director to prepare a private placement memorandum and raise capital of $200,000 through the sale of common stock in a private placement by selling 200,000 shares at $1.00 per share. If the Company is successful at raising these funds we intend to spend the funds as follows:

          Legal and Accounting Fees                              $ 20,000
          Office Lease and furniture/equipment                   $ 45,000
          Set up and maintenance of Web site                     $ 15,000
          Marketing                                              $ 15,000
          Salaries                                               $ 50,000
          Working Capital Reserve                                $ 55,000
                                                                 --------
          Total                                                  $200,000
                                                                 ========

     - Establish Working Office. Once we have raised capital of $200,000, we will open an actual office capable of hosting our prospective clients. This should take approximately one month to establish and get prepared for hosting prospective clients. The company anticipates that it will need $25,000 to rent office space and $20,000 for purchase of computers and fixed assets. Also at this stage we intend to create all of our necessary support materials and documentation to properly conduct our business activities regarding marketing and advertising. During the interim, the Company plans to begin its design phase of producing a web site that will describe all consulting and business activities.

     - Commence Marketing Efforts. Although marketing efforts will be an ongoing and a never ending process, the Company intends to begin with its initial market efforts only after we have successfully completed our SEC registration, raised the required capital and opened a working office. The company intends to allocate $15,000 on its initial marketing to seeking contacts regarding possible environmental acquisitions through trade shows, advertisements in environmental industry related magazines and through personal contacts.

At this time the company has not raised capital, established a working office or commenced marketing efforts. None of these activities are revenue generating. Due to limited resources and lack of operational performance, there is not a guarantee that the company will succeed in executing its business plan or its projected activities over the next 12 months. Because we have no operating history, it is difficult to evaluate our business and future prospects. Our revenue and income potential is unproven and our business model may not work.

Management is currently evaluating the feasibility of conducting a limited offering or private placement of our securities. Such offerings would probably require us to register securities for sale with the Securities and Exchange Commission. The cost of undergoing such a registration might be prohibitive and could prevent us from obtaining the investment capital we need to commence execution of our business plan.

We have received a going concern opinion on our financial statements that raises substantial doubt as to our ability to continue as a going concern. As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits. Although management believes their plan for Dungannon International will generate revenue and profit, there is no guarantee their past experiences will provide the company with similar future successes.

We will only be able to implement our business plan if we receive funding. Our plan is to raise $200,000 in funding and to use funding we receive to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin within the next twelve months. We will face considerable risk in each of our business plan steps, such as difficulty in hiring competent personnel within our budget, or a shortfall of funding due to our inability to raise capital.

If no funding is received during the next twelve months, we will be forced to rely on funds loaned by our officer/director. Dungannon International's officer/director has verbally agreed to advance funds to the company to continue minimal operations until we are able to secure proper funding for our business activities. The officer/director is involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific opportunity becomes available, he may face a conflict in selecting between the Company and the other business interest(s). The Company has not formulated a policy for the resolution of such conflicts. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Dungannon International may be dormant during the next twelve months, or until such time as necessary funds could be raised through sources such as loans or from a private placement sale of our shares in the equity securities market.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL CAPITAL

Until we raise sufficient capital from outside sources to commence full-scale operations we anticipate our executive officer/director will cover any basic cash requirements required to keep us in compliance with all existing corporate filing requirements, including the Securities and Exchange Commission over the course of the next twelve months. However, because there are no formal agreements in place with our executive officer/director, no assurances can be given that he will provide for any cash shortfalls or that any cash shortfalls can be deferred or paid for through the issuance of common stock.

In our efforts to become a fully reporting company with the Securities and Exchange Commission (SEC) we have incurred expenses of $2,500 associated with the filing of this Registration Statement on Form 10SB. This expense consisted of professional services associated with our independent auditing firm. We have not incurred, nor do we anticipate any additional expenses associated with our efforts to become fully reporting except auditing expenses and filing expenses for future filing requirements with the Securities and Exchange Commission. These expenses are estimated to be no more than $6,000 over the course of the next twelve months.

We will only be able to continue to advance our business plan after we receive capital funding. If the company is not able to raise the full amount, actual funds raised will be used proportionately in the itemized categories to begin minimal operations. Even if 100% funding is realized, no guarantees can be made that the Company will ever generate revenues or become profitable.

If our executive officer/director does not cover the cash cost of our auditing requirements, a failure to maintain current auditing of our corporate affairs would result in our failure to meet our future filing requirements with the Securities and Exchange Commission. Failure to retain our status as a reporting company could further limit our abilities to raise the necessary amount of investment capital to commence execution of our business plan.

The Company may experience significant volatility in its quarterly and annual results. If and when the company begins operations with cash flow, there can be no assurance that the Company will ever report a net income in any period, and the Company expects that it will report operating losses for the foreseeable future.

Excluding the company's executive officer, the Company has no employees. While the Company plans to hire additional employees and train them, it may be unable to find and hire additional qualified management and professional personnel to help lead the Company. The addition of employees will depend on the ability of the company to raise additional capital, which cannot be assured.

Mr. Ciccozzi, the Company's executive officer/director makes up its entire management team. He currently serves as President of VisionQuest Enterprise Group, Inc., a public company listed on the TSX Venture Exchange, and its subsidiary, World Enviro-Solutions Technology Corp. ("West"). Mr. Ciccozzi plans to initially devote minimal time to promoting the company's strategic business plan. If other obligations take priority for the company's officer/director, it will have a material adverse impact on the progress of the company. In addition, excluding the shares that were issued to the officer/director at $3,000, there has been, and are no plans for compensation to be paid to the officer/director until sufficient revenue flow can be generated, of which there is no guarantee. Since the officer/director is being compensated by his employment elsewhere, he may be less motivated to spend adequate time devoted to company activities. Should our executive officer/director fail to raise the necessary capital to execute our business plan, there will be inadequate resources to hire new personnel capable of possibly raising much needed funds and/or executing our business plan. We believe that the current efforts from our existing executive officer/director will prove satisfactory in enabling us to raise the necessary capital to properly execute our business plan.

Management does not anticipate any product research and development, or the purchase or sale of any significant equipment.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The majority of management's efforts to date have centered on developing our business plan, listing the Company on the Pink Sheets L.L.C. and preparing to become a fully registered and compliant company with the Securities and Exchange Commission (SEC). None of these activities are revenue generating. We believe that by becoming registered with the SEC it will simplify our tasks of raising capital from outside investors. Presently we anticipate we will need to raise a minimum of $200,000 from outside investors to properly execute our business plan.

We have not conducted any talks - preliminary or otherwise - with any prospective investors, broker/dealers, banks or other sources of funds. Nor do we have any specific plans on how we will raise this necessary capital. However, such methods may include public or private sales of our equity, borrowings from institutions or individuals, venture capital, investments from possible angel investors, and other methods and/or sources that may become available to us.

Until we can successfully raise sufficient capital we will remain dependent on our executive officer/director to support our business operations and provide us with adequate capital for our ongoing capital needs. Our officer/director has not entered into any agreement requiring him to provide for our capital needs. We can give no assurances that he will provide for our capital needs or that we will be able to raise sufficient capital to execute our business plan.

Furthermore our ability to raise capital by selling securities, equity and/or debt, and hence our liquidity, could be materially adversely affected by the general unease in the equities market, the limited availability of venture capital financing sources, and current worldwide general economic woes. If the company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of business opportunities, develop, or enhance its business plan or otherwise respond to competitive pressures would be significantly limited, and it may significantly restrict the Company's operations. If we fail to raise the necessary capital to commence full-scale operations, we may be forced into involuntary insolvency. Management intends to prevent accruing unnecessary expenses until sufficient funding has been procured to prevent such a situation from ever developing.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Beckstead and Watts, LLP
Certified Public Accountants

                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                              702.257.1984 (tel)
                                                              702.362.0540 (fax)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Dungannon International, Inc. (the "Company") (A Development Stage Company), as of July 31, 2004 and 2003, and the related statement of operations, stockholders' equity, and cash flows for the years then ended, and for the period from February 18, 1999 (Date of Inception) to July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dungannon International, Inc. (A Development Stage Company) as of July 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, and for the period February 18, 1999 (Date of Inception) to July 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Beckstead and Watts, LLP

Las Vegas, NV

September 16, 2004

                          Dungannon International, Inc.
                          (a Development Stage Company)
                                 Balance Sheets

                                                                          July 31,
                                                                 ---------------------------
                                                                   2004               2003
                                                                 --------           --------
ASSETS

Current assets:
  Cash                                                           $  1,728           $    483
                                                                 --------           --------
      Total current assets                                          1,728                483
                                                                 --------           --------

                                                                 $  1,728           $    483
                                                                 ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                               $     --           $     81
  Notes payable - related party                                     5,970                 --
                                                                 --------           --------
      Total current liabilities                                     5,970                 81
                                                                 --------           --------

Stockholders' equity (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                         --                 --
  Common stock, $0.0001 par value, 80,000,000 shares
   authorized, 3,177,000 shares issued and outstanding
   as of 7/31/04 and 7/31/03, respectively                            318                318
  Additional paid-in capital                                       20,382             20,382
  (Deficit) accumulated during development stage                  (24,942)           (20,298)
                                                                 --------           --------
                                                                   (4,242)               402
                                                                 --------           --------

                                                                 $  1,728           $    483
                                                                 ========           ========

   The accompanying notes are an integral part of these financial statements.

                          Dungannon International, Inc.
                          (a Development Stage Company)
                            Statements of Operations

                                                         For the years ended            February 18, 1999
                                                               July 31,                  (Inception) to
                                                    -------------------------------         July 31,
                                                       2004                2003              2004
                                                    -----------         -----------       -----------
Revenue                                             $        --         $        --       $        --
                                                    -----------         -----------       -----------
Expenses:
  General and administrative expenses                     4,644               4,865            24,942
                                                    -----------         -----------       -----------
      Total expenses                                      4,644               4,865            24,942
                                                    -----------         -----------       -----------

Net (loss)                                          $    (4,644)        $    (4,865)      $   (24,942)
                                                    ===========         ===========       ===========
Weighted average number of common shares
 outstanding - basic and fully diluted                3,177,000           3,177,000
                                                    ===========         ===========

Net (loss) per share - basic and fully diluted      $        --         $        --
                                                    ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                          Dungannon International, Inc.
                          (a Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                          (Deficit)
                                        Common Stock                                     Accumulated      Total
                                    -------------------     Additional                     During      Stockholders'
                                                              Paid-in    Subscriptions   Development     Equity
                                    Shares       Amount       Capital     Receivable       Stage        (Deficit)
                                    ------       ------       -------     ----------       -----        ---------
                                         --     $    --       $    --       $  --        $     --       $     --
Net (loss)
   February 18, 1999
   (Inception) to
   July 31, 1999                                                                               --             --
                                 ----------     -------       -------       -----        --------       --------
Balance, July 31, 1999                   --          --            --          --              --             --

February 2000
   Founders shares
   issued for subscriptions
   receivable                     3,000,000         300         2,700          --              --          3,000

June 2000
   Cash received for
   private placement                                                          200                            200

Net (loss)
   For the year ended
   July 31, 2000                                                                           (3,624)        (3,624)
                                 ----------     -------       -------       -----        --------       --------
Balance, July 31, 2000            3,000,000         300         2,700         200          (3,624)          (424)

September 2000
   Private placement
   issued for cash and
   subscriptions receivable         177,000          18        17,682        (415)                        17,285

Net (loss)
   For the year ended
   July 31, 2001                                                                           (6,001)        (6,001)
                                 ----------     -------       -------       -----        --------       --------
Balance, July 31, 2001            3,177,000         318        20,382        (215)         (9,625)        10,860

May 2002
   Cancellation of
   subscriptions receivable                                                   215                            215

Net (loss)
   For the year ended
   July 31, 2002                                                                           (5,808)        (5,808)
                                 ----------     -------       -------       -----        --------       --------
Balance, July 31, 2002            3,177,000         318        20,382          --         (15,433)         5,267

Net (loss)
   For the year ended
   July 31, 2003                                                                           (4,865)        (4,865)
                                 ----------     -------       -------       -----        --------       --------
Balance, July 31, 2003            3,177,000         318        20,382          --         (20,298)           402

Net (loss)
   For the year ended
   July 31, 2004                                                                           (4,644)        (4,644)
                                 ----------     -------       -------       -----        --------       --------
Balance, July 31, 2004            3,177,000     $   318       $20,382       $  --        $(24,942)      $ (4,242)
                                 ==========     =======       =======       =====        ========       ========

   The accompanying notes are an integral part of these financial statements.

                          Dungannon International, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows

                                                         For the years ended        February 18, 1999
                                                               July 31,              (Inception) to
                                                      --------------------------        July 31,
                                                        2004              2003            2004
                                                      --------          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                          $ (4,644)         $ (4,865)       $(24,942)
  Changes in operating assets and liabilites:
    Decrease in prepaid expense                             --             1,000              --
    (Decrease) increase in accounts payable                (81)               81              --
                                                      --------          --------        --------
Net cash (used) by operating activities                 (4,725)           (3,784)        (24,942)
                                                      --------          --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - related party            5,970                --           5,970
  Issuances of common stock                                 --                --          20,700
                                                      --------          --------        --------
Net cash provided by financing activities                5,970                --          26,670
                                                      --------          --------        --------

Net increase (decrease) in cash                          1,245            (3,784)          1,728
Cash - beginning                                           483             4,267              --
                                                      --------          --------        --------
Cash - ending                                         $  1,728          $    483        $  1,728
                                                      ========          ========        ========
Supplemental disclosures:
  Interest paid                                       $     --          $     --        $     --
                                                      ========          ========        ========
  Income taxes paid                                   $     --          $     --        $     --
                                                      ========          ========        ========

   The accompanying notes are an integral part of these financial statements.

                          Dungannon International, Inc.
                          (a Development Stage Company)
                                      Notes


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized February 18, 1999 (Date of Inception) under the laws of the State of Delaware, as Dungannon International, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of $0.0001 par value preferred stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

CASH AND CASH EQUIVALENTS
     For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of July 31, 2004 and 2003.

REVENUE RECOGNITION
     The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

ADVERTISING COSTS
     The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses in 2004 or 2003.

USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
     Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2004 and 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

REPORTING ON THE COSTS OF START-UP ACTIVITIES
     Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

LOSS PER SHARE
     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of July 31, 2004 and 2003, the Company had no dilutive common stock equivalents, such as stock options or warrants.

DIVIDENDS
     The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                          Dungannon International, Inc.
                          (a Development Stage Company)
                                      Notes


INCOME TAXES
     The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

RECENT PRONOUNCEMENTS
     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No.
     51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. FIN No. 46 did not have any impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

STOCK-BASED COMPENSATION
     The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123."
     This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based

                          Dungannon International, Inc.
                          (a Development Stage Company)
                                      Notes


     employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on the company's financial position or results of operations.

YEAR END
     The Company has adopted July 31 as its fiscal year end.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

          U.S federal statutory rate      (34.0%)
          Valuation reserve                34.0%
                                          -----
          Total                              --%
                                          =====

As of July 31, 2004, the Company has a net operating loss carry forward as follows:

          Year           Amount          Expiration
          ----           ------          ----------
          1999          $    --             2019
          2000          $ 3,624             2020
          2001          $ 6,001             2021
          2002          $ 5,808             2022
          2003          $ 4,865             2023
          2004          $ 4,644             2024

                          Dungannon International, Inc.
                          (a Development Stage Company)
                                      Notes


NOTE 5 - NOTES PAYABLE - RELATED PARTY

During the year ended July 31, 2004, the sole officer and director loaned the Company a total of $5,970. As of July 31, 2004, the total amount owed is $5,970. This amount does not bear any interest and is due upon demand.

NOTE 6 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 80,000,000 shares of its $0.0001 par value common stock and 20,000,000 shares of it $0.0001 par value preferred stock.

On February 23, 2000, the Company issued 3,000,000 shares of its $0.0001 par value common stock to an individual who is an officer and director of the Company in exchange for a cash of $3,000.

On June 15, 2000, the Company received $200 in cash for shares that were issued in the private placement.

On September 15, 2000, the Company issued 177,000 of its $0.0001 par value common stock for total of $17,700 pursuant to a private placement, of which the Company received $17,485 in cash and cash equivalents and $215 in subscriptions receivable.

On May 8, 2002, the Company received $215 to cancel the entire balance of subscriptions receivable.

As of July 31, 2004, there have been no other issuances of common and/or preferred stock.

NOTE 7 - WARRANTS AND OPTIONS

As of July 31, 2004 and 2003, there are no warrants or options outstanding to acquire any additional shares of common stock and/or preferred stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

On September 15, 2000, the Company issued 3,000 of its $0.0001 par value common stock to three individuals who are family members of the President of the Company for total of $300 pursuant to a private placement.

The Company does not lease or rent any property. Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - SUBSEQUENT EVENTS

On August 18, 2004, the Company received $2,000 as a loan from the sole officer and director of the Company. The loan is due upon demand and bears no interest.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officer/director of Dungannon International, whose one year term will expire February 20, 2005, or at such a time as their successor shall be elected and qualified is as follows:

   Name & Address        Age    Position     Date First Elected    Term Expires
    --------------        ---    --------     ------------------    -----------
    Gary Ciccozzi         59     President,        02/18/99           02/20/05
    805-510 West                 Secretary,
    Hastings St.                 Treasurer,
    Vancouver, British           Director
    Columbia V6B 1L8

The foregoing person may be deemed a "promoter" of Dungannon International, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The Company's executive officer/director will devote his time to the business on an "as-needed" basis, which is expected to require minimal time up to 20 hours per week. The officer/director will consider devoting full-time services to the company when the company has sufficient funds for salaries.

No current or former executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

Resume

Gary W. Ciccozzi                           President, Secretary,
                                           Treasurer, and Director

Mr. Gary W. Ciccozzi has over 30 years experience in corporate finance and financial management. Mr. Ciccozzi is the managing principal of Proview Capital Management Associates, Inc., Vancouver, British Columbia, Canada. Mr. Ciccozzi holds 100% interest in this private corporate capital management-consulting firm that he founded in 1984. Since 1996, Mr. Ciccozzi has also been President and a Director of VisionQuest Enterprise Group Inc., a public enterprise management and development corporation listed on the TSX Venture Exchange. Further, he is President and Director of all VisionQuest subsidiaries including environmental subsidiaries World EnviroSolutions Technology Corp. and VQ-Shield Coatings and Chemical Corp., and Clear Winds of Canada Corporation; marketing services subsidiary VisionWorks Marketing Corp.; automotive subsidiary VQ-Speedi

Automotive Inc.; and venture capital service subsidiary VQ-Capital House Inc. Prior to founding Proview in 1984, Mr. Ciccozzi directed the investment and funding operations of B.C. Central Credit Union, a major British Columbia financial services organization with assets in excess of one billion dollars at the time. Mr. Ciccozzi does not have any continued affiliation or relationship with B.C. Central Credit Union. Mr. Ciccozzi holds Bachelor of Commerce and Masters of Business Administration Degrees from the University of British Columbia, Vancouver, British Columbia, Canada.

ITEM 10 - EXECUTIVE COMPENSATION

Dungannon International's current officer receives no compensation. The current Board of Directors is comprised of only Mr. Gary W. Ciccozzi.

                           Summary Compensation Table

                                             Other
Name &                                       Annual       Restricted
Principal                                    Compensa-      Stock       Options
Position     Year    Salary($)   Bonus($)    tion($)        Awards       SARs($)
--------     ----    ---------   --------    -------        ------       -------
Gary         2000      -0-         -0-         -0-           -0-           -0-
Ciccozzi,    2001      -0-         -0-         -0-           -0-           -0-
President    2002      -0-         -0-         -0-           -0-           -0-
             2003      -0-         -0-         -0-           -0-           -0-
             2004      -0-         -0-         -0-           -0-           -0-

There are no current employment agreements between the company and its executive officer. The officer currently devotes an immaterial amount of time to manage the affairs of the company. The director and principal officer has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide proper salaries to all officers and compensation for director's participation. The officer and the board of directors have determined that a minimum cash balance of not less than $10,000 will be necessary before officers may receive compensation. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of Dungannon International in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

ITEM 11 - SECURITY OWNERSHP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Dungannon International's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of Dungannon's common stock through the most current date November 30, 2004:

Title of              Name &                       Amount &             Percent
 Class               Address                    Nature of Owner          Owned
 -----               -------                    ---------------          -----
Common         Gary Ciccozzi (2)                 3,000,000 (1)           94.4%
               805-510 West Hastings St.
               Vancouver, British Columbia
               Canada
               V6B 1L8
Total Shares Owned by Officers
& Directors as a Group                           3,000,000               94.4%

----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the number of outstanding shares, increased to reflect the beneficially-owned share underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person. As of November 30, 2004, we had 3,177,000 shares issued and outstanding.
(2) Gary W. Ciccozzi's address is 805-510 West Hastings Street, Vancouver, British Columbia V6B 1L8. Mr. Ciccozzi is the direct owner as described above. Unless otherwise indicated the named party is believed to be the sole investor and have voting control of the shares set forth in the above table Based on the 3,177,000 outstanding common shares as of November 30, 2004. As of November 30, 2004, there were 46 stockholders of record.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Gary W. Ciccozzi, the president of the corporation. The costs associated with the use of the telephone and mailing address were deemed to be immaterial as the telephone and mailing address were almost exclusively used by him for other business purposes.

On February 23, 2000, the Company issued 3,000,000 shares of its $0.0001 par value common stock in exchange for cash of $3000 from Mr. Gary W. Ciccozzi, a director and officer of the corporation. On September 15, 2000, the Company issued 1,000 shares of common stock to Claire Ciccozzi, the director/officer's wife, at $.10 per share, 1,000 shares of common stock to Damon Ciccozzi, the director/officer's son, at $.10 per share, and 1,000 shares of common stock to Antony Cicozzi, the director/officer's brother.

The company does not have any policies regarding entering into transactions with affiliated parties. The board of directors may adopt such policies in the future, but none are contemplated at this time.

                                     PART IV

ITEM 13 - EXHIBITS AND REORTS ON FORM 8-K

(a) Exhibits

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

ITEM 14 - CONTROLS AND PROCEDURES

Dungannon's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) as of July 31, 2004 (the Evaluation Date). Based on that evaluation, they concluded that as of the Evaluation Date, Dungannon had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to Dungannon's internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNGANNON INTERNATIONAL, INC.



By:/s/ Gary Ciccozzi                                 Dated:  November 30, 2004
-----------------------------                              ---------------------
Gary Ciccozzi,
Director and President