Form 10QSB
period 2004-10-31
DUNGANNON INTERNATIONAL INC
filed 2005-01-07
CIK 1081029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        For Period ended October 31, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past90 days. Yes [X] No [ ]

There were 3,177,000 shares of Common Stock outstanding as of October 31, 2004

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                          Dungannon International, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)


                                                                     October 31,
                                                                        2004
                                                                      --------
ASSETS

Current assets:
  Cash                                                                $  1,022
                                                                      --------
      Total current assets                                               1,022
                                                                      --------

                                                                      $  1,022
                                                                      ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Notes payable - related party                                       $  7,970
                                                                      --------
      Total current liabilities                                          7,970
                                                                      --------

Stockholders' (deficit):
  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized, no shares issued and outstanding                             --
  Common stock, $0.0001 par value, 80,000,000 shares
   authorized, 3,177,000 shares issued and outstanding                     318
  Additional paid-in capital                                            20,382
  (Deficit) accumulated during development stage                       (27,648)
                                                                      --------
                                                                        (6,948)
                                                                      --------

                                                                      $  1,022
                                                                      ========

   The accompanying notes are an integral part of these financial statements.

                          Dungannon International, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                            Three Months Ended
                                                                October 31,            February 18, 1999
                                                     ------------------------------      (Inception) to
                                                        2004               2003         October 31, 2004
                                                     -----------        -----------     -----------------
Revenue                                              $        --        $        --        $        --
                                                     -----------        -----------        -----------
Expenses:
  General and administrative expenses                      2,706                 61             27,648
                                                     -----------        -----------        -----------
      Total expenses                                       2,706                 61             27,648
                                                     -----------        -----------        -----------

Net (loss)                                           $    (2,706)       $       (61)       $   (27,648)
                                                     ===========        ===========        ===========
Weighted average number of common shares
 outstanding - basic and fully diluted                 3,177,000          3,177,000
                                                     ===========        ===========

Net (loss) per share - basic and fully diluted       $     (0.00)       $     (0.00)
                                                     ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                          Dungannon International, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                        Three Months Ended
                                                            October 31,          February 18, 1999
                                                     ------------------------     (Inception) to
                                                       2004            2003       October 31, 2004
                                                     --------        --------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                         $ (2,706)       $    (61)       $(27,648)
  Adjustments to reconcile net (loss) to
   net cash (used) by operating activities:
    (Decrease) in accounts payable                         --             (81)             --
                                                     --------        --------        --------
Net cash (used) by operating activities                (2,706)           (142)        (27,648)
                                                     --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received from notes payable                  2,000              --           7,970
  Issuances of common stock                                --              --          20,700
                                                     --------        --------        --------
Net cash provided by financing activities               2,000              --          28,670
                                                     --------        --------        --------

Net increase (decrease) in cash                          (706)           (142)          1,022
Cash - beginning                                        1,728             483              --
                                                     --------        --------        --------
Cash - ending                                        $  1,022        $    341        $  1,022
                                                     ========        ========        ========
Supplemental disclosures:
  Interest paid                                      $     --        $     --        $     --
                                                     ========        ========        ========
  Income taxes paid                                  $     --        $     --        $     --
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended July 31, 2004 and notes thereto. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($27,648) for the period from February 18, 1999 (inception) to October 31, 2004, and has no sales. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE - RELATED PARTY

During the three months ended October 31, 2004, the Company received $2,000 as a loan from an officer and director of the Company. As of October 31, 2004, the total amount owed is $7,970. The loan is due upon demand and bears no interest.

NOTE 5 - SUBSEQUENT EVENTS

On November 2, 2004, the Company received an additional $500 as a loan from an officer and director of the Company. The loan is due upon demand and bears no interest.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2004

Our current cash balance is $1,022. Revenues were -0- for the quarter ending October 31, 2004 and -0- for the same quarter ending 2003. Operating Expenses were $2,706 for the three months ended October 31, 2004 and $61 for the same period in 2003. Dungannon International, Inc. is a development stage company involved in the business of acquiring revenue generating environmental enterprise products/services. It is the Company's goal to seek small-sized, high-growth potential environment business acquisitions to eventually form a diversified multi-based environmental company.

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

As of this date, we have begun minimal operations and have not acquired any environmental products, services or enterprises despite continuing efforts to do so; however, the above strategies have been put in place as management guidelines in acquiring those potential environmental entities. We are currently a development stage Company, and no revenues have been generated.
Currently the Company has a deficit of $6,948 as of October 31, 2004 and there is no assurance that the Company will be successful in growing its assets or accomplishing its goals given its present state.

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

As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits. Currently the Company has a deficit of $6,948 as of October 31, 2004 and there is no assurance that the company will be successful in growing its assets or accomplishing its goals given its present state.

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

DUNGANNON INTERNATIONAL, INC.

Date: January 6, 2005


By: /s/ Gary Ciccozzi
   -------------------------------
   Gary Ciccozzi, President