Form 10QSB
period 2005-01-31
DUNGANNON INTERNATIONAL INC
filed 2005-03-21
CIK 1081029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended January 31, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past90 days. Yes [X] No [ ]

There were 3,177,000 shares of Common Stock outstanding as of January 31, 2005

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  January 31,         July 31,
                                                                     2005               2004
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,206           $  1,728
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,206              1,728
                                                                   --------           --------

      TOTAL ASSETS                                                 $  1,206           $  1,728
                                                                   ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable                                                    $ 10,470           $  5,970
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            10,470              5,970
                                                                   --------           --------

      TOTAL LIABILITIES                                              10,470              5,970

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($0.0001 par value, 20,000,000
   shares authorized; none issued and outstanding                        --                 --
  Common stock, ($0.0001 par value, 80,000,000
   shares authorized; 3,177,000 shares issued and
   outstanding as of January 31, 2005 and July 31, 2004)                318                318
  Additional paid-in capital                                         20,382             20,382
  Deficit accumulated during development stage                      (29,964)           (24,942)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (9,264)            (4,242)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $  1,206           $  1,728
                                                                   ========           ========

                       See Notes to Financial Statements

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                         February 18, 1999
                                           Six Months       Six Months     Three Months    Three Months    (inception)
                                             Ended            Ended           Ended           Ended          through
                                           January 31.      January 31.     January 31.     January 31.     January 31.
                                              2005             2004            2005            2004            2005
                                           -----------      -----------     -----------     -----------     -----------
REVENUES
  Revenues                                 $        --      $        --     $        --     $        --     $        --
                                           -----------      -----------     -----------     -----------     -----------
TOTAL REVENUES                                      --               --              --              --              --

GENERAL & ADMINISTRATIVE EXPENSES                5,022              197           2,316             136          29,964
                                           -----------      -----------     -----------     -----------     -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          5,022              197           2,316             136          29,964

OTHER INCOME & (EXPENSES)                           --               --              --              --              --
                                           -----------      -----------     -----------     -----------     -----------

NET LOSS                                   $    (5,022)     $      (197)    $    (2,316)    $      (136)    $   (29,964)
                                           ===========      ===========     ===========     ===========     ===========

BASIC LOSS PER SHARE                       $     (0.00)     $     (0.00)    $     (0.00)    $     (0.00)
                                           ===========      ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   3,177,000        3,177,000       3,177,000       3,177,000
                                           ===========      ===========     ===========     ===========

                       See Notes to Financial Statements

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
          From February 18, 1999 (inception) through January 31, 2005
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                                Accumulated
                                                         Common       Stock       Additional      During
                                            Common       Stock     Subscription    Paid-in     Development
                                            Stock        Amount     Receivable     Capital        Stage         Total
                                            -----        ------     ----------     -------        -----         -----
February 18, 1999 (inception)                    --     $    --      $    --       $    --       $     --     $     --

Net loss, February 18, 1999 (inception)
through July 31, 1999                                                                                  --           --
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JULY 31, 1999                           --          --           --            --             --           --
                                         ==========     =======      =======       =======       ========     ========
February 23, 2000 -
Founders shares issued for cash           3,000,000         300                      2,700                       3,000

June 15, 2000 -
Cash received for private placement                                      200                                       200

Net loss, for the year ended
July 31, 2000                                                                                      (3,624)      (3,624)
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JULY 31, 2000                    3,000,000         300          200         2,700         (3,624)        (424)
                                         ==========     =======      =======       =======       ========     ========
September 15, 2000 -
Private placement issued for cash
and subscription receivable                 177,000          18         (415)       17,682                      17,285

Net loss, for the year ended
July 31, 2001                                                                                      (6,001)      (6,001)
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JULY 31, 2001                    3,177,000         318         (215)       20,382         (9,625)      10,860
                                         ==========     =======      =======       =======       ========     ========
May 8, 2002 -
Cancellation of subscription receivable                                  215                                       215

Net loss, for the year ended
July 31, 2002                                                                                      (5,808)      (5,808)
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JULY 31, 2002                    3,177,000         318           --        20,382        (15,433)       5,267
                                         ==========     =======      =======       =======       ========     ========
Net loss, for the year ended
July 31, 2003                                                                                      (4,865)      (4,865)
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JULY 31, 2003                    3,177,000         318           --        20,382        (20,298)         402
                                         ==========     =======      =======       =======       ========     ========
Net loss, for the year ended
July 31, 2004                                                                                      (4,644)      (4,644)
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JULY 31, 2004                    3,177,000         318           --        20,382        (24,942)      (4,242)
                                         ==========     =======      =======       =======       ========     ========
Net loss, for the six months ended
January 31, 2005                                                                                   (5,022)      (5,022)
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JANUARY 31, 2005                 3,177,000     $   318      $    --       $20,382       $(29,964)    $ (9,264)
                                         ==========     =======      =======       =======       ========     ========

                       See Notes to Financial Statements

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         February 18, 1999
                                                  Six Months    Six Months   Three Months   Three Months   (inception)
                                                    Ended         Ended         Ended          Ended         through
                                                  January 31,   January 31,   January 31,    January 31,    January 31,
                                                     2005          2004          2005           2004           2005
                                                   --------      --------      --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $ (5,022)     $   (197)     $ (2,316)      $   (136)      $(29,964)
  Adjustments to reconcile net loss to net
   cash provided (used) in operating acitivities:
    Increase (decrease) in accounts payable              --           (81)           --             --             --
                                                   --------      --------      --------       --------       --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                           (5,022)         (278)       (2,316)          (136)       (29,964)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                               --            --            --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds received from notes payable             4,500            --         2,500             --         10,470
     Common stock                                        --            --            --             --            318
     Additional paid-in  capital                         --            --            --             --         20,382
                                                   --------      --------      --------       --------       --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                            4,500            --         2,500             --         31,170
                                                   --------      --------      --------       --------       --------

    NET INCREASE (DECREASE) IN CASH                    (522)         (278)          184           (136)         1,206

    CASH AT BEGINNING OF PERIOD                       1,728           483         1,022            341             --
                                                   --------      --------      --------       --------       --------

    CASH AT END OF PERIOD                          $  1,206      $    205      $  1,206       $    205       $  1,206
                                                   ========      ========      ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                      $     --      $     --      $     --       $     --       $     --
                                                   ========      ========      ========       ========       ========
Income taxes paid                                  $     --      $     --      $     --       $     --       $     --
                                                   ========      ========      ========       ========       ========

                       See Notes to Financial Statements

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of January 31, 2005


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended July 31, 2004 and note thereto. The Company follows the same accounting policies in the preparation of interim reports.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a July 31, year-end.

B. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of January 31, 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

C. CASH EQUIVALENTS

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of January 31, 2005.

D. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts in the development of its plan to market and sell proprietary human resource database services to companies in the building, architectural, and construction industries.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 18, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of January 31, 2005


NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $29,964 during the period from February 18, 1999 (inception) through January 31, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. INCOME TAXES

                                                          As of January 31, 2005
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 4,495
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                      4,495
     Valuation allowance                                           (4,495)
                                                                  -------

     Net deferred tax assets                                      $     0
                                                                  =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of January 31, 2005


NOTE 6. SCHEDULE OF NET OPERATING LOSSES

          1998 Net Operating Income                               $      0
          1999 Net Operating Loss                                   (3,624)
          2000 Net Operating Loss                                   (6,001)
          2001 Net Operating Loss                                   (5,808)
          2002 Net Operating Loss                                   (4,865)
          2003 Net Operating Loss                                   (4,644)
          2004 Net Operating Loss (six months)                      (5,022)
                                                                  --------

          Net Operating Loss                                      $(29,964)
                                                                  ========

As of January 31, 2005, the Company has a net operating loss carryforward of approximately $29,964, which will expire 20 years from the date the loss was incurred.

NOTE 7. RELATED PARTY TRANSACTION

The Company's neither owns nor leases any real or personal property. A director without charge provides office services. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8. NOTES PAYABLE - RELATED PARTY

During the six months ended January 31, 2005, the sole officer and director loaned the Company a total of $4,500. As of January 31, 2005, the total amount owed is $10,470. This amount does not bear any interest and is due upon demand.

NOTE 9. COMMON STOCK

The Company is authorized to issue 80,000,000 shares of its $0.0001 par value common stock and 20,000,000 shares of it $0.0001 par value preferred stock.

On February 23, 2000, the Company issued 3,000,000 shares of its $0.0001 par value common stock to an individual who is an officer and director of the Company in exchange for cash of $3,000.

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of January 31, 2005


On June 15, 2000, the Company received $200 in cash for shares that were issued in the private placement.

On September 15, 2000, the Company issued 177,000 of its $0.0001 par value common stock for a total of $17,700 pursuant to a private placement, of which the Company received $17,485 in cash and cash equivalents and $215 in subscriptions receivable.

On May 8, 2002, the Company received $215 to cancel the entire balance of subscriptions receivable.

For the six months ended January 31, 2005, there were zero issuances of common stock.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2005:

     * Preferred stock, $ 0.0001 par value; 20,000,000 shares authorized: -0-shares issued and outstanding.

     *    Common  stock,  $ 0.0001  par  value;  80,000,000  shares  authorized:
          3,177,000 shares issued and outstanding.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2005

Our current cash balance is $1206. Revenues were -0- for the quarter ending January 31, 2005 and -0- for the same quarter ending 2003. Operating Expenses were $2316 for the three months ended January 31, 2005 and $136 for the same period in 2004. Dungannon International, Inc. is a development stage company involved in the business of acquiring revenue generating environmental enterprise products/services. It is the Company's goal to seek small-sized, high-growth potential environment business acquisitions to eventually form a diversified multi-based environmental company.

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

As of this date, we have begun minimal operations and have not acquired any environmental products, services or enterprises despite continuing efforts to do so; however, the above strategies have been put in place as management guidelines in acquiring those potential environmental entities. We are currently a development stage Company, and no revenues have been generated.
Currently the Company has only minimal assets of $1206 cash as of January 31, 2005 and there is no assurance that the Company will be successful in growing its assets or accomplishing its goals given its present state.

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

In order to progress with our business plan, the company plans the following future steps to be completed over one year: complete all Form 10-SB filing requirements during the second quarter, 2005, obtain a listing on the Over-the Counter Electronic Bulletin Board during the second quarter, 2005, prepare a private placement memorandum and raise capital of $200,000 in investment capital to commence full-scale operations and begin executing our business plan.

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

As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits. Currently the Company has only minimal assets of $1206 cash as of January 31, 2005 and there is no assurance that the company will be successful in growing its assets or accomplishing its goals given its present state.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Change in Accountants

On March 14, 2005 the Company dismissed Beckstead and Watts, LLP, as its independent accountants. The reports of Beckstead and Watts, LLP, on the financial statements for the three month period ending October 31, 2004 contained no adverse opinion or disclaimer of opinion and were not modified as to audit scope or accounting principles. The report of Beckstead and Watts, LLP, on the financial statements for the three month period ending October 31, 2004 2004 contained an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern.

On March 14, 2005, the Company engaged Armando Ibarra, CPA as its new independent accountants. During the two most recent fiscal years and through March 14, 2005 the Company had not consulted Armando Ibarra, CPA regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the financial statements of the registrant, and neither a written report was provided to the Company or oral advice was provided that Armando Ibarra, CPA concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue.

The Board of Directors of the Company, participated in and approved the decision to change independent accountants. The Company filed a current report on Form 8-K on March 18, 2005, disclosing the change of independent auditors, and such report is incorporated herein by reference.

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

DUNGANNON INTERNATIONAL, INC.

Date: March 21, 2005


By: /s/ Gary Ciccozzi
   -------------------------------
   Gary Ciccozzi, President