Form 10QSB
period 2005-04-30
DUNGANNON INTERNATIONAL INC
filed 2005-06-14
CIK 1081029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                         For Period ended April 30, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past90 days. Yes [X] No [ ]

There were 3,177,000 shares of Common Stock outstanding as of April 30, 2005.

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                      As of               As of
                                                                     April 30,           July 31,
                                                                       2005               2004
                                                                     --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $    550           $  1,728
                                                                     --------           --------
TOTAL CURRENT ASSETS                                                      550              1,728
                                                                     --------           --------

      TOTAL ASSETS                                                   $    550           $  1,728
                                                                     ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Notes payable                                                  $ 10,470           $  5,970
                                                                     --------           --------
TOTAL CURRENT LIABILITIES                                              10,470              5,970
                                                                     --------           --------

      TOTAL LIABILITIES                                                10,470              5,970

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($0.0001 par value, 20,000,000
   shares authorized; none issued and outstanding                          --                 --
  Common stock, ($0.0001 par value 80,000,000
   shares authorized; 3,177,000 shares issued and
   outstanding as of April 30, 2005 and July 31, 2004)                    318                318
  Additional paid-in capital                                           20,382             20,382
  Deficit accumulated during development stage                        (30,620)           (24,942)
                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (9,920)            (4,242)
                                                                     --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)             $    550           $  1,728
                                                                     ========           ========

                       See Notes to Financial Statements

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                       February 18, 1999
                                          Nine Months     Nine Months     Three Months   Three Months     (inception)
                                            Ended           Ended           Ended           Ended           through
                                           April 30,       April 30,       April 30,       April 30,       April 30,
                                             2005            2004            2005            2004            2005
                                          -----------     -----------     -----------     -----------     -----------
REVENUES
  Revenues                                $        --     $        --     $        --     $        --     $        --
                                          -----------     -----------     -----------     -----------     -----------
TOTAL REVENUES                                     --              --              --              --              --

GENERAL & ADMINISTRATIVE EXPENSES               5,678           3,933             656           3,736          30,620
                                          -----------     -----------     -----------     -----------     -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         5,678           3,933             656           3,736          30,620

OTHER INCOME & (EXPENSES)                          --              --              --              --              --
                                          -----------     -----------     -----------     -----------     -----------

NET LOSS                                  $    (5,678)    $    (3,933)    $      (656)    $    (3,736)    $   (30,620)
                                          ===========     ===========     ===========     ===========     ===========

BASIC LOSS PER SHARE                      $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                          ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  3,177,000       3,177,000       3,177,000       3,177,000
                                          ===========     ===========     ===========     ===========

                       See Notes to Financial Statements

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
           From February 18, 1999 (inception) through April 30, 2005
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                                Accumulated
                                                         Common       Stock       Additional      During
                                            Common       Stock     Subscription    Paid-in     Development
                                            Stock        Amount     Receivable     Capital        Stage         Total
                                            -----        ------     ----------     -------        -----         -----
February 18, 1999 (inception)                    --     $    --      $    --       $    --       $     --     $     --

Net loss, February 18, 1999 (inception)
through July 31, 1999                                                                                  --           --
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JULY 31, 1999                           --          --           --            --             --           --
                                         ==========     =======      =======       =======       ========     ========
February 23, 2000 -
Founders shares issued for cash           3,000,000         300                      2,700                       3,000

June 15, 2000 -
Cash received for private placement                                      200                                       200

Net loss, for the year ended
July 31, 2000                                                                                      (3,624)      (3,624)
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JULY 31, 2000                    3,000,000         300          200         2,700         (3,624)        (424)
                                         ==========     =======      =======       =======       ========     ========
September 15, 2000 -
Private placement issued for cash
and subscription receivable                 177,000          18         (415)       17,682                      17,285

Net loss, for the year ended
July 31, 2001                                                                                      (6,001)      (6,001)
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JULY 31, 2001                    3,177,000         318         (215)       20,382         (9,625)      10,860
                                         ==========     =======      =======       =======       ========     ========
May 8, 2002 -
Cancellation of subscription receivable                                  215                                       215

Net loss, for the year ended
July 31, 2002                                                                                      (5,808)      (5,808)
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JULY 31, 2002                    3,177,000         318           --        20,382        (15,433)       5,267
                                         ==========     =======      =======       =======       ========     ========
Net loss, for the year ended
July 31, 2003                                                                                      (4,865)      (4,865)
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JULY 31, 2003                    3,177,000         318           --        20,382        (20,298)         402
                                         ==========     =======      =======       =======       ========     ========
Net loss, for the year ended
July 31, 2004                                                                                      (4,644)      (4,644)
                                         ----------     -------      -------       -------       --------     --------
BALANCE, JULY 31, 2004                    3,177,000         318           --        20,382        (24,942)      (4,242)
                                         ==========     =======      =======       =======       ========     ========
Net loss, for the nine months ended
April 30, 2005                                                                                     (5,678)      (5,678)
                                         ----------     -------      -------       -------       --------     --------
Balance, April 30, 2005                   3,177,000     $   318      $    --       $20,382       $(30,620)    $ (9,920)
                                         ==========     =======      =======       =======       ========     ========

                       See Notes to Financial Statements

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           February 18, 1999
                                                  Nine Months    Nine Months    Three Months  Three Months   (inception)
                                                    Ended          Ended          Ended          Ended         through
                                                   April 30,      April 30,      April 30,      April 30,     April 30,
                                                     2005           2004           2005           2004          2005
                                                   --------       --------       --------       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $ (5,678)      $ (3,933)      $   (656)      $ (3,736)      $(30,620)
  Adjustments to reconcile net loss to net
   cash provided (used) in operating acitivities:

  Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable               --             27             --            108             --
                                                   --------       --------       --------       --------       --------
      NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                    (5,678)        (3,906)          (656)        (3,628)       (30,620)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                        --             --             --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received from notes payable                4,500          3,862             --          3,862         10,470
  Common stock                                           --             --             --             --            318
  Additional paid-in  capital                            --             --             --             --         20,382
                                                   --------       --------       --------       --------       --------
      NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES                                     4,500          3,862             --          3,862         31,170
                                                   --------       --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                      (1,178)           (44)          (656)           234            550

CASH AT BEGINNING OF PERIOD                           1,728            483          1,206            205             --
                                                   --------       --------       --------       --------       --------
CASH AT END OF PERIOD                              $    550       $    439       $    550       $    439       $    550
                                                   ========       ========       ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Interest paid                                    $     --       $     --       $     --       $     --       $     --
                                                   ========       ========       ========       ========       ========
  Income taxes paid                                $     --       $     --       $     --       $     --       $     --
                                                   ========       ========       ========       ========       ========

                       See Notes to Financial Statements

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of April 30, 2005


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

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of April 30, 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

C. CASH EQUIVALENTS

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of April 30, 2005.

D. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts in the development of its plan to seek out and enter into operating and/or financing arrangements and strategic alliances to develop and introduce proven and/or new technologies and processes which addressed environmental concerns in general and "green" alternative energy, waste management/recycling and agricultural crop yield technology.

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

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of April 30, 2005


NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $30,620 during the period from February 18, 1999 (inception) through April 30, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. INCOME TAXES

                                                            As of April 30, 2005
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 4,593
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                      4,593
     Valuation allowance                                           (4,593)
                                                                  -------

     Net deferred tax assets                                      $     0
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

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of April 30, 2005


NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Income                                    $      0
     1999 Net Operating Loss                                        (3,624)
     2000 Net Operating Loss                                        (6,001)
     2001 Net Operating Loss                                        (5,808)
     2002 Net Operating Loss                                        (4,865)
     2003 Net Operating Loss                                        (4,644)
     2004 Net Operating Loss (nine months)                          (5,678)
                                                                  --------

     Net Operating Loss                                           $(30,620)
                                                                  ========

As of April 30, 2005, the Company has a net operating loss carryforward of approximately $30,620, which will expire 20 years from the date the loss was incurred.

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

NOTE 8.  NOTES PAYABLE - RELATED PARTY

During the nine months ended April 30, 2005, the sole officer and director loaned the Company a total of $4,500. As of April 30, 2005, the total amount owed is $10,470. This amount does not bear any interest and is due upon demand.

                          DUNGANNON INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of April 30, 2005


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

For the nine months ended April 30, 2005, there were zero issuances of common stock.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2005:

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

CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2005

Our current cash balance is $550. Revenues were -0- for the quarter ending April 30, 2005 and -0- for the same quarter ending 2004. Operating Expenses were $5678 for the nine months ended April 30, 2005 and $3933 for the same period in 2004. Dungannon International, Inc. is a development stage company involved in the business of seeking and entering into operating and strategic alliances to develop and introduce environmentally-based products, services, technologies and/or processes that offer solutions to clean energy, waste disposal, resource disposal, recycling and renewal and other environmental areas. It is the company's goal to eventually form a diversified multi-business environmental company.

The Company's goal is to seek operating and/or strategic alliances to develop and introduce proven and/or new technologies and processes which address environmental concerns in general and "green" alternative energy, waste management/recycling and agricultural crop yield technology, in particular. The mission of the Company is to create a profit by identifying, screening and evaluating environmental products, services, technologies and/or processes with management's intent of acquiring or establishing an operating involvement or alliance with those entities.

Dungannon intends to implement its proposed acquisitions of environmentally-based products, services, technologies and/or processes through six key strategies

     - Seeking to provide a profit in the arenas of industrial and consumer waste materials reclamation, processing and remediation, wind energy and agricultural crop yield enhancement technology.
     - Seeking to provide management tools and resources to facilitate growth and profitability including financial management, management information systems, marketing and sales support operations support and joint venture development.
     - Seeking to provide asset performance by improving credit management and cross-utilizing assets.
     - Building a competitive advantage by seeking low cost and effective reclamation systems/processes, production processes and customer service in both industrial and consumer niche markets.
     - Seeking to develop a diverse and well-balanced industrial customer base to provide alliance and joint venture-growth opportunities.

As of the date of this registration statement we have begun minimal operations and have not acquired any environmentally based products, services, technologies and/or processes despite continuing efforts to do so; however, the above strategies have been put in place as management guidelines in acquiring those potential environmental entities. We are currently a development stage company, and no revenues have been generated. Currently the Company has minimal cash as of April 30, 2005 and there is no assurance of when, if ever, that given the Company's lack of operational history, it will be successful.

We have taken the following steps in furthering the company's business plan: (1) formed a developmental alliance with another Canadian environmental company to review and introduce various environmentally-based products, services, technologies and/or processes, (2) designed methods of review process for possible potential acquisition of environmental services, products, technologies and/or processes, and 3) filed Form 10-SB with the Securities and Exchange Commission in order to make our financial information equally available to any interested parties or investors. On October 28, 2003 the Company obtained an unpriced quotation on the Pink Sheets L.L.C. for its common stock.

We have taken the following steps in furthering the company's business plan: (1) formed a developmental alliance with another Canadian environmental company to review and introduce various environmentally-based products, services, technologies and/or processes, (2) designed methods of review process for possible potential acquisition of environmental services, products, technologies and/or processes, and 3) filed Form 10-SB with the Securities and ExchangeCommission in order to make our financial information equally available to any interested parties or investors. On October 28, 2003 the Company obtained an unpriced quotation on the Pink Sheets L.L.C. for its common stock.

In order to progress with our business plan, the Company plans the following future steps to be completed over one year: complete all Form 10-SB filing requirements during the second quarter, 2005, obtain a listing on the Over-the-Counter Electronic Bulletin Board during the third quarter, 2005, prepare a private placement memorandum and raise capital of $200,000 in investment capital to commence executing our business plan.

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

As the Company has minimal cash, no revenues or any definitive plans or arrangements to obtain the needed financial resources, there is no possibility that the company can acquire anything at this time. Also, given the Company's lack of history of operations, there is no assurance of when, if ever, Dungannon will be successful in accomplishing these goals.

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

As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits. Currently the Company has minimal cash of $1206 as of January 31, 2005 and there is no assurance that the Company will be successful in growing its assets or accomplishing its goals given its present state.

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

Our president and chief executive officer Mr. Gary Ciccozzi is the President of VisionQuest Enterprise Group, Inc., a public company listed on the TSX Venture Exchange and its wholly owned subsidiary, World Enviro-Solutions Technology Corp. ("WEST"), Vancouver, British Columbia. VisionQuest is classified in Canada as an enterprise management and development company and its subsidiary WEST is a Canadian environmental acquisition/development similar in scope to Dungannon. Although Mr. Ciccozzi is active in our management, he does not devote his full-time and resources to our business. Because Mr. Ciccozzi has these divided responsibilities, he may not be able to devote enough time to properly execute our business plan, which could result in missed business opportunities and worse-than-expected operating results. Mr. Ciccozzi will spend 10 to 12 hours per week working for the Company and has committed to share environmental enterprise opportunities developed for Canada with Dungannon for the United States market. Currently Mr. Ciccozzi does not have an employment agreement with the Company.

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

We have not formulated a plan to resolve any possible conflicts that may arise between our needs for Mr. Ciccozzi's services and his other business responsibilities.

DUNGANNON WILL BE COMPETING FOR ENVIRONMENTAL OPERATING AND INVESTMENT OPPORTUNITIES WITH OTHER ENTITIES, MANY OF WHICH MAY HAVE GREATER FINANCIAL RESOURCES THAN DUNGANNON.

In the environmental industry in which Dungannon intends to operate, there is considerable competition and there are several well capitalized environmental investment capital sources seeking to identify potential in environmental products. Such competition may reduce the availability of suitable investments or increase costs and/or price of acquisitions.

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

DUNGANNON INTERNATIONAL, INC.

Date: June 14, 2005


By: /s/ Gary Ciccozzi
   -------------------------------
   Gary Ciccozzi, President